Form 10-Q
period 1995-05-31
RANDOM ACCESS INC
filed 1995-07-24
CIK 766588

FORM 10-Q

		       SECURITIES AND EXCHANGE COMMISSION

			    Washington, D. C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		   For quarterly period ended May 31, 1995

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	       For the transition period from ________ to _________

			 Commission file Number  0-13864

			     RANDOM ACCESS, INC.
	 (Exact name of registrant as specified in its charter)

	  Colorado                                       84-0971697
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)

		   8000 East Iliff Avenue, Denver, CO 80231
	      (Address of principal executive offices and zip code)

				  303-745-9600
	      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required it file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE  ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of the Registrant's common stock outstanding as of the close of business July 19, 1995 was 6,759,911.

				INDEX

Part I  Financial Information:

Item (1)  Consolidated Financial Statements:

	  Balance Sheets                                               3-4
	  Statements of Operations                                       5
	  Statements of Cash Flows                                     6-8
	  Notes to Consolidated Financial Statements                   9-10

Item (2)  Management's Discussion and Analysis
	  of Financial Condition and Results of Operations            11-14

Part II Other Information                                             15-16

Signatures                                                               17

RANDOM ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
MAY 31, 1995 AND AUGUST 31, 1994

										     May 31,           August 31,
										      1995                1994
										   -----------         -----------
ASSETS
CURRENT ASSETS:
    Cash                                                                              $287,000            $530,000
    Receivables, less allowance for doubtful accounts
      of $375,000 and $300,000 , respectively:
	 Trade accounts                                                             38,874,000          37,372,000
	 Vendors                                                                     1,801,000           1,229,000
	 Income tax refund                                                             184,000             129,000
	 Other                                                                         922,000             500,000
     Notes receivable                                                                  549,000             310,000
     Inventories, net                                                               11,389,000           6,603,000
     Prepaid expenses                                                                  575,000             536,000
     Prepaid income taxes                                                            1,142,000
     Deferred income taxes                                                             282,000             210,000
										   -----------         -----------

	    Total current assets                                                    56,005,000          47,419,000
										   -----------         -----------

PROPERTY AND EQUIPMENT:
    Land                                                                             1,163,000           1,163,000
    Land improvements                                                                  242,000             169,000
    Building                                                                         7,145,000           2,047,000
    Construction in progress                                                                               593,000
    Computer equipment and software                                                  6,730,000           3,756,000
    Furniture and equipment                                                          3,200,000           2,171,000
    Leasehold improvements                                                             325,000             758,000
    Vehicles                                                                           146,000             171,000
										   -----------         -----------
	    Total                                                                   18,951,000          10,828,000
    Less accumulated depreciation and amortization                                  (4,000,000)         (2,431,000)
										   -----------         -----------

	    Property and equipment, net                                             14,951,000           8,397,000

OTHER ASSETS:
  Franchise rights and vendor authorizations, net of accumulated
       amortization of $82,000 and $57,000, respectively                               249,000             171,000
   Goodwill and other intangible assets, net of accumulated amortization
      of $180,000 and $26,000, respectively                                          3,215,000             239,000
    Notes receivable                                                                                        89,000
    Deposits and other                                                                 102,000              68,000
										   -----------         -----------

	    Total other assets                                                       3,566,000             567,000
										   -----------         -----------

TOTAL                                                                              $74,522,000         $56,383,000
										   ===========         ===========

See notes to consolidated financial statements.

RANDOM ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
MAY 31, 1995 AND AUGUST 31, 1994
										     May 31,          August 31,
										      1995              1994
										   -----------       -----------
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
     Revolving line of credit                                                      $24,594,000        $8,858,000
     Current maturities of obligations under capital leases                            291,000           424,000
     Current maturities of long-term debt                                            1,384,000            58,000
     Trade accounts payable                                                         23,711,000        22,423,000
     Sales  and other taxes payable                                                  1,044,000         1,204,000
     Income taxes payable                                                                                 42,000
     Other current liabilities                                                       2,786,000         1,773,000
										   -----------       -----------

	    Total current liabilities                                               53,810,000        34,782,000
										   -----------       -----------

NON-CURRENT LIABILITIES:
     Obligations under capital leases, net of current maturities                       190,000           386,000
     Long-term debt, net of current maturities                                       2,492,000         1,728,000
     Deferred revenue                                                                   22,000            30,000
     Deferred tax liability                                                            234,000           215,000
										   -----------       -----------

	   Total non-current liabilities                                             2,938,000         2,359,000
										   -----------       -----------

MINORITY INTEREST                                                                      343,000           374,000
										   -----------       -----------
SHAREHOLDERS' EQUITY:
     Common stock, $.0001 par value; authorized 50,000,000 shares;
	issued 6,764,911 shares and outstanding 6,759,911,  shares and
	respectively                                                                     1,000             1,000
     Additional paid-in capital                                                     13,756,000        13,756,000
     Retained earnings                                                               3,692,000         5,111,000
										   -----------       -----------

										    17,449,000        18,868,000


    Treasury shares at cost, 5,000 shares                                              (18,000)
										   -----------       -----------

	    Total shareholders' equity                                              17,431,000        18,868,000
										   -----------       -----------

TOTAL                                                                              $74,522,000       $56,383,000
										   ===========       ===========

See notes to consolidated financial statements.

RANDOM ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1995 AND AUGUST 31, 1994


						      1995             1994                   1995              1994
						   -----------      -----------            -----------       -----------

NET SALES                                          $57,223,000      $50,120,000           $178,704,000      $139,392,000

COST OF SALES                                       47,788,000       44,070,000            150,605,000       120,497,000
						   -----------      -----------            -----------       -----------

	    Gross profit                             9,435,000        6,050,000             28,099,000        18,895,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         11,068,000        6,602,000             28,859,000        17,790,000
						   -----------      -----------            -----------       -----------

	    Operating income (loss)                 (1,633,000)        (552,000)              (760,000)        1,105,000
OTHER INCOME (EXPENSE):
     Interest expense                                 (692,000)        (178,000)            (1,622,000)         (407,000)
     Other income                                        1,000           73,000                153,000           148,000
						   -----------      -----------            -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (2,324,000)        (657,000)            (2,229,000)          846,000

INCOME TAX BENEFIT (PROVISION)                         846,000          265,000                810,000          (319,000)
						   -----------      -----------            -----------       -----------

NET INCOME (LOSS)                                  ($1,478,000)       ($392,000)           ($1,419,000)         $527,000
						   ===========      ===========            ===========       ===========

EARNINGS (LOSS)  PER SHARE                              ($0.22)          ($0.06)                ($0.21)            $0.08
						   ===========      ===========            ===========       ===========

WEIGHED AVERAGE NUMBER OF
    SHARES OUTSTANDING                               6,763,000        6,843,000              6,769,000         6,797,000
						   ===========      ===========            ===========       ===========

See notes to consolidated financial  statements.

RANDOM ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED MAY 31, 1995 AND 1994

									   1995                1994
								       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                          ($1,419,000)           $527,000
								       ------------        ------------
     Adjustments to reconcile net income to net cash
	(used in) provided by operating activities:
       Depreciation and amortization                                      1,628,000             739,000
       Reserve for doubtful trade accounts receivable                        75,000              55,000
       (Gain) loss on disposal of assets                                     (3,000)              3,000
       Reserve for sales returns                                             (4,000)             14,000
       Reserve for obsolete inventories                                     454,000             451,000
       Deferred income taxes                                                (25,000)
       Minority interest in loss of subsidiary                              (31,000)             (6,000)
    Changes in operating assets and liabilities, net of effects from purchase or sale of businesses:
      Accounts and notes receivable                                      (1,233,000)         (6,114,000)
      Inventories                                                        (3,648,000)         (3,080,000)
      Prepaid expenses                                                   (1,170,000)           (278,000)
      Other assets                                                          (21,000)            (14,000)
      Trade accounts payable                                             (1,209,000)          7,105,000
      Other current liabilities                                             464,000             409,000
								       ------------        ------------

	Total adjustments                                                (4,723,000)           (716,000)
								       ------------        ------------

	Net cash (used in)  provided by  operating activ                 (6,142,000)           (189,000)
								       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash expenditures for property and equipment                         (7,084,000)         (2,093,000)
    Proceeds from sale or disposal of assets                                167,000              41,000
    Purchase of common stock for treasury                                   (18,000)
    Payment for purchase of business, net of cash acquir                 (2,865,000)           (495,000)
								       ------------        ------------

	Net cash used in investing activities                            (9,800,000)         (2,547,000)
								       ------------        ------------

See notes to consolidated financial statements.

 RANDOM ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED MAY 31, 1995,1994
										    1995                       1994
									       --------------             --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under revolving line of credit                      $200,903,000               $111,602,000
    Principal payments on revolving line of credit                               (185,195,000)              (108,176,000)
    Proceeds from issuance of long-term debt                                          361,000
    Principal payments on obligations under capital leases                           (317,000)                  (256,000)
    Principal payments on long-term debt                                              (53,000)                  (510,000)
									       --------------             --------------

	Net cash provided by financing activities                                  15,699,000                  2,660,000
									       --------------             --------------

NET INCREASE  IN CASH                                                                (243,000)                   (76,000)

CASH AT BEGINNING OF PERIOD                                                           530,000                    304,000
									       --------------             --------------

CASH AT END OF PERIOD                                                                $287,000                   $228,000
									       ==============             ==============

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
    Cash paid for:
      Interest                                                                     $1,325,000                   $312,000
      Income taxes                                                                    707,000                    997,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
    Capital lease obligations for new equipment                                                                 $249,000
    Issuance of common stock for purchase of land                                                                 94,000
    Long-term debt for purchase of equipment                                         $782,000
    Note receivable from sale of cable division                                       131,000
    The Company Acquired an 87% interest in Total Access
	 Limited liability Company.  In conjunction with the
	 acquisition liabilities were assumed as follows:
		Fair value of assets acquired                                                                 $2,739,000
		Cash paid for ownership interest                                                                (519,000)
		Minority interest                                                                               (384,000
													  --------------
													      $1,836,000
													  ==============

    The Company acquired certain assets and liabilities of
	Documatrix, Inc.  In conjunction with the acquisition,
	liabilities were assumed as follows:
	     Fair value of assets acquired                                         $2,777,000
	     Cash paid at closing                                                    (775,000)
									       --------------

	     Liabilities assumed                                                   $2,002,000
									       ==============

See notes to consolidated financial statements.

RANDOM ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)
NINE MONTHS ENDED AMY 31, 1995 AND 1994

The Company acquired 100% of the outstanding stock of Advanced
     Systems and Peripherals, Inc. In connection with the acquisition, liabilities were assumed as follows:

	 Fair value of assets acquired                                             $4,359,000
	 Cash paid at closing                                                      (2,367,000)
	 Note payable to owner of company                                          (1,000,000)
	 Cash acquired                                                                267,000
									       --------------
	 Liabilities assumed                                                       $1,259,000
									       ==============

See notes to consolidated financial statements.

RANDOM ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS AND NINE MONTHS ENDED May 31, 1995 AND 1994

1.      Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for fair presentation of the Company's unaudited financial statements for the three months and nine months ended May 31, 1995 and 1994 have been included. Such adjustments consist only of normal recurring items. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

     The Company's August 31, 1994 financial statements and notes thereto, which are included in the Annual Report in Form 10-K, should be read in conjunction with this Form 10-Q.

2.      Proposed Merger:

     On  May 15,1995 the Company entered into a Merger Agreement with
Entex Information Services, Inc., ("ENTEX") whereby the Company's board of directors recommended that shareholders approve a cash merger with ENTEX at a price of $3.50 per share for the Company's common stock. On June 27, 1995 the price per share was reduced to $3.25 due primarily to the Company's anticipated operating loss for the quarter ended May 31, 1995. It is anticipated that a meeting of the Company's shareholders will be held in September 1995 to vote upon the proposed merger with ENTEX. An affirmative vote of the holders of two-thirds of the Company's outstanding common stock is required to approve the merger.

2.      Acquisitions:

     On April 8, 1994 the Company acquired all of the common stock of JLV Enterprises, Inc. (JLV), a Colorado corporation involved in the business of design, consulting, sales and installation of wide area computer networks and video conferencing systems and consulting for high speed data telecommunications, by issuing 275,000 shares of the Company's common stock. This acquisition has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial positions and cash flows of JLV. For the period from December 1, 1993 through February 28, 1994 JLV's net sales and net loss were approximately $1,165,000 and $6,000, respectively.

     On February 15, 1995 the Company acquired certain assets and liabilities of Documatrix Corporation, a Colorado corporation, for cash in the amount of approximately $775,000, an assumption of approximately $2,002,000 in liabilities and certain contingent earnout rights. In connection with the acquisition, the Company recognized $1,667,000 of goodwill.

     On March 3, 1995, the Company acquired all of the outstanding common stock of Advanced Systems and Peripherals, Inc. ("ASAP") for cash in the amount of $2,100,000, the issuance of a note payable in the amount of $1,000,000 and certain contingent earnout rights. The Company recorded approximately $1,450,000 of goodwill in connection with this transaction.

3.   Litigation and legal proceedings:

     The Company and its chairman, among six other businesses and individuals were named as defendants in a civil action which was filed in September 1994. This complaint alleged that the plaintiff is entitled to recover damages based on claims against the Company by a former owner of a business which served, and continues to serve, as a minority subcontractor to the Company. In May 1995 the Company and the other defendants settled this suit; the Company contributed $125,000 to the settlement.

     The Company is the subject of an inquiry by the Central Regional
Office of the Securities & Exchange Commission located in Denver, Colorado, in connection with marketing development funds provided to the Company by its vendors. Management believes that unresolved discrepancies amount to less than $90,000 and can be fully resolved with the Company's vendors. The discrepancies represent a small percentage of the Company's total operating income for the two-year period under review, and therefore, in management's view, these discrepancies are not material. Management further believes that the Company continues to enjoy excellent relationships with its vendors.

     In July 1995 the Company and its chairman, among five other businesses and individuals were named as defendants in a civil action. The complaint alleges that the plaintiff is entitled to recover unspecified damages based upon claims against the Company by a Denver, Colorado based, minority-owned competitor of the Company. No trial date has been set for the matter. Management of the Company believes that it has certain meritorious defenses and intends to defend the case vigorously; however, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made to the accompanying financial statements.

4.   Related Party Receivables:

     As of May 31, 1995, the Company had note receivables from officers and employees in the total amount of $175,000. These notes bear interest at rates ranging from 8% to 10% per annum and are due upon demand.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

     The following table sets forth for the periods indicated, the percentage of total revenue represented by certain items reflected in the Company's Consolidated Statements of Operations.


				   Three Months Ended       Nine Months Ended

				     1995       1994         1995       1994

Net sales                        100.0%     100.0%       100.0%     100.0%

Cost of sales                     83.5       87.9         84.3       86.4
				 -----      -----        -----      -----

Gross profit                      16.5       12.1         15.7       13.6

Selling, general and
administrative expenses           19.3       13.2         16.1       12.8
				 -----      -----        -----      -----

Operating income                  (2.8)      (1.1)        (0.4)       0.8

Interest expense                  (1.2)      (0.4)        (0.9)      (0.3)
Other income                       0.0        0.2          0.1        0.1
				 -----      -----        -----      -----

Income before income taxes        (4.1)      (1.3)        (1.2)       0.6

Income tax expense                 1.5        0.5          0.8       (0.2)
				 -----      -----        -----      -----

Net income                        (2.6)%     (0.8)%       (0.4)%      0.4%
				 =====      =====        =====      =====


Three Months Ended May 31, 1995 Versus Three Months Ended May 31, 1994

	For the three month period ended May 31, 1995, revenues increased by approximately $7,103,000, a 14.2% increase, compared to the same period of the previous year. Increased revenues due to the addition of locations through the acquisition of Documatrix Inc., and Advanced Systems and Peripherals, Inc., were approximately $3,604,000. The remaining revenue growth can be attributed to continued revenue growth in existing locations and a significant increase in service and training revenues and was not the result of significant price increases. Service and training revenues increased from approximately $1,395,000 for the three months ended May 31, 1994 to approximately $5,681,000 for the three months ended May 31, 1995, an increase of 307%.

	Gross profit as a percentage of sales increased from 12.1% for the three months ended May 31, 1994 to 16.5% for the three months ended May 31, 1995. This increase is directly related to the significant increase in higher margin service, training and imaging revenues.

	Selling, general and administrative expenses increased by approximately $4,466,000 for the period ended May 31, 1995 compared to the same period in 1994. As a percentage of sales, there was an increase from 15.2% for the three months ended May 31, 1994 to 19.3% for the same period in 1995. The major portion of the increase was attributed to increased salaries, wages and payroll taxes of approximately $3,020,000. Other significant increases included approximately $190,000 in higher occupancy expenses, $115,000 increased insurance expenses, $102,000 increased travel and entertainment, $112,000 increased professional fees, and $411,000 in depreciation and amortization expense. These increases are primarily due to expansion of existing branch sales offices, significant expansion of training facilities at existing branch locations and staffing increases to support new service contracts. In addition, additional supporting staff required in the Company's corporate headquarters contributed to the increase in expenses for the period.

	Interest expense increased from approximately $178,000 for the three months ended May 31, 1994 to approximately $692,000 for the three months ended May 31, 1995. This increase is due to increased borrowing rates as a result of increases in the prime lending rate and to significant increases in borrowing required to finance working capital needs, purchases of property and equipment, construction period payments on the Company's new warehouse and office facilities and cash payments required in connection with the Company's acquisition during the period.

Nine Months Ended May 31, 1995 Versus Nine Months Ended May 31, 1994

	For the nine months ended May 31, 1995 revenues increased by approximately $39,312,000, or 28.2% from the comparable period ended May 31, 1994. This increase can be attributed to continued revenue growth in existing locations and a significant increase in service and training revenues and was not the result of significant price increases. Service and training revenues increased from approximately $4,623,000 for the nine months ended May 31, 1994 to approximately $14,182,000 for the nine months ended May 31, 1995, or 207%.

	Gross profit as a percentage of sales increased from 13.6% to 15.7% for the nine months ended May 31, 1995 compared to the nine months ended May 31, 1994. This increase is directly related to the significant increase in higher margin service, training and imaging revenues.

	Selling, general and administrative expenses increased by approximately $11,069,000 for the nine month period ended May 31, 1995 compared to the same period in 1994. As a percentage of sales, there was an increase from 12.8% for the nine months ended May 31, 1994 to 16.1% for the same period in 1995. The major portion of the increase was attributed to increased salaries, wages and payroll taxes of approximately $7,698,000. Other significant increases included, $368,000 in insurance expenses, $285,000 in higher communications expenses, $170,000 in travel expenses, $414,000 in occupancy expense, $256,000 in legal and professional fees, $177,000 in advertising expenses and $451,000 in depreciation and amortization expense. These increases are primarily due to expansion of existing branch sales offices, significant expansion of training facilities at existing branch locations and staffing increases to support new service contracts. In addition, additional supporting staff required in the Company's corporate headquarters contributed to the increase in expenses for the period.

	Interest expense for the comparative periods increased from approximately $407,000 for the nine months ended May 31, 1994 to approximately $1,622,000 for the nine months ended May 31, 1995. This increase is due both to increased borrowing rates as a result of increases in the prime lending rate and to significant increases in borrowing required to finance working capital needs and purchases of property and equipment and cash payments required in connection with the Company's acquisition during the period.

Liquidity and Capital Resources as of May 31, 1995 Versus August 31, 1994

	Working capital at May 31, 1995 was approximately $2,195,000 compared to approximately $12,637,000 at August 31, 1994. The decrease in working capital was due to the following: (1) increasing levels of debt necessary to finance working capital needs to support significantly higher sales levels; (2) purchases of property and equipment: (3) construction period payments on the Company's new warehouse and office facilities; and (4) cash payments required in connection with the Company's acquisition during the period. On March 3, 1995 the Company acquired ASAP for $2,100,000 in cash, a $1,000,000 promissory note due June 3, 1995, which was subsequently paid on June 30, 1995 and certain contingent earnout rights.

	On May 5, 1994 the Company signed a three year agreement with ITT Commercial Finance for a new credit facility which was amended May 2, 1995. This facility provides the Company with a $40,000,000 line of credit, which provides for $15,000,000 for floor planning and $25,000,000 in revolving debt. This facility is secured by accounts receivable, inventories and equipment. Advances on the revolving debt line are available for up to 85% of eligible receivables less than ninety days old. Advances on the floor plan portion are made as required for purchases of inventories and are secured primarily by inventories with any shortfalls being secured by eligible accounts receivable. Covenants of the facility prevent the Company from paying dividends, merging with another entity, disposing of assets or borrowing funds without the prior written consent of the lender. The credit facility also requires that the Company maintain certain financial ratios including a current ratio of 1.05 to 1, a debt to tangible net worth ratio of 4 to 1 and a minimum tangible net worth and subordinated debt of $14,000,000.

	The interest rate on the accounts receivable line of credit is 1.25% per annum above prime rate with the floor of the prime rate set at 6%. As of May 31, 1995 the interest rate charged the Company was 10.25%. In addition the Company is charged an unused facility fee of .25% per annum on the daily average of the unused amount of the accounts receivable line and the unused facility fee is paid monthly. The Company can terminate the agreement on ninety days written notice but must pay a fee of $2,000 per month for the number of whole or fractional months remaining in the original term of the agreement. The floor plan portion of the facility is interest free for thirty days and is generally paid within the thirty day grace period in order that no additional interest charges are incurred. At May 31, 1995 the Company had outstanding borrowings of approximately $11,298,000 on the floor plan loan and approximately $27,778,000 on the accounts receivable line of credit. At the discretion of the lender, the Company may exceed its maximum borrowing limits for limited periods of time.

	The Company also maintains a floor plan financing agreement for certain of its inventory purchases with IBM Commercial Credit Corp. Borrowings under this line are collateralized by inventories and certain receivables. This line carries no interest for the first 30 days of borrowing, and is generally paid within the thirty day grace period so as not to incur interest charges. Under this arrangement the Company could borrow up to a maximum of $2,000,000. Borrowings on this floor planning agreement at May 31, 1995 were approximately $643,000.

	On June 30, 1995 the Company obtained mortgage financing in the amount of $5,400,000 on its corporate headquarters from MetLife Capital Financial Corporation. Net proceeds to the Company amounted to approximately $2,500,000 after borrowing costs, payment on the prior mortgage of approximately
$1,800,000 and payment of the $1,000,000 promissory note incurred in the March 1995 purchase of Advanced Systems and Peripherals, Inc. The term of the loan is fifteen years with payments due monthly and interest accruing at the rate equal to the average weekly yield of 30 Day Commercial Paper in effect from time to time plus 2.5%. During a twelve month window commencing July 1, 1996 the Company shall have a one time option to fix the interest rate for the remaining term at the then current weekly average yield of 10-Year U.S.
Treasury Notes plus 2.5%. The Company must notify the lender in writing at least ten days before such election shall be effective and such election shall be effective only for succeeding complete months. The initial interest rate is 8.59%.

	During the six months ended May 31, 1995, the Company's operating activities utilized cash of approximately $6,142,000 primarily for increased levels of inventories, notes receivable and prepaid taxes. This increase was primarily financed through increased borrowings on the accounts receivable line of credit. Inventories increased to meet future forecasted sales demand. Management has implemented a series of purchasing controls intended to significantly reduce inventory levels in the coming months. These controls may help to facilitate an improved working capital position in the fourth quarter.

	Investing activities utilized approximately $9,800,000 during the period ended May 31, 1995 which consisted of expenditures for property and equipment of $7,084,000 and acquisition of businesses of $2,865,000.

	Net cash flows from financing activities provided approximately $15,699,000, primarily from net borrowings on the company's line of credit facility.

						PART II -- OTHER INFORMATION


Item (1)        Legal Proceedings

	SEC Investigation

	The Company is the subject of an inquiry by the Central Regional Office of the Securities and Exchange Commission ("SEC") located in Denver, Colorado, in connection with marketing development funds provided to the Company by its vendors.

	The Company, with the assistance of its independent accounting firms, has researched and investigated the matter and, based upon these investigations, the Company believes that unresolved discrepancies regarding marketing development funds amount to less than $90,000. Management believes that these remaining discrepancies can be fully resolved with the Company's vendors.

	The SEC's Central Regional Office has given the Company indications that its inquiry will be completed in mid-1995 and that it will make its recommendation to the SEC's Washington, D.C. office at that time as to whether any action should be taken.

	The SEC inquiry relates primarily to a two-year period ended August 31, 1993. During this period, the Company received approximately $3,000,000 in vendor incentives comprised of marketing development funds, price protection programs, rebates and other vendor-sponsored programs.

	The amount of the remaining discrepancies represents a small percentage of the Company's total operating income for the two-year period under review and, therefore, in management's view, the remaining discrepancies are not material. Management has taken action to strengthen the Company's procedures in the area of marketing development funds. Management further believes that the Company continues to enjoy excellent relationships with its vendors.

	Civil Lawsuit

	On September 7, 1994 a lawsuit was filed in the United States District Court for the District of Colorado by Frank O.J. Lane of New Mexico naming eight corporate and individual defendants including the Company and its chairman, Bruce Milliken. The suit sought damages pursuant to various theories arising from Mr. Lane's July 1993 sale, to a third party, of the stock he owned in a company which serves as a subcontractor to the Company. In May 1995 the Company and the other defendants settled this suit; the Company contributed $125,000 to the settlement.

	In July 1995 the Company and its chairman, along with five other businesses and individuals, were named as defendants in a civil action. The complaint alleges that the plaintiff is entitled to recover unspecified damages based upon claims against the Company by a Denver, Colorado based, minority-owned competitor of the Company. No trial date has been set for the matter. Management of the Company believes that it has certain meritorious defenses and intends to defend the case vigorously.

Item (2)        Changes in Securities

		Not applicable

Item (3)        Default Upon Senior Securities

		Not applicable

Item (4)        Submission of Matters to a Vote of Security Holders

		Not applicable

Item (5)        Other Information
		Not applicable

Item (6)        Exhibits and Reports on Form 8-K

			(a)     Exhibits -- Not Applicable

			(b)     Reports on Form 8-K -- The Company filed a Current Report on
			Form 8-K dated May 15, 1995 stating that.

		      1. The Company had entered a Merger Agreement with Entex
		Information Services, Inc. (ENTEX) whereby the Company's board of
		directors had recommended that shareholder approve a cash merger with
		ENTEX at a price of $3.50 share for the Company's Common stock.


		     2. The Company had settled its lawsuit involving Frank O. J.
		Lane with the Company's portion of the Settlement amounting to $125,000.

		     3. Yoav Stern, a member of the Company's board of directors,
		had resigned from the board for personal reasons.

				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					Random Access, Inc.


Date:   July 21, 1995                   By:  /s/ Bruce A. Milliken.
					      Bruce A. Milliken
					      Chairman of the Board



Date:   July 21, 1995                   By:  /s/ John Gierscher
					      John Gierscher
					      Chief Financial Officer
					      and Treasurer
					      (Principal Financial and
					      Accounting Officer)